Form 10-Q
period 1996-03-31
LEADER FINANCIAL CORP
filed 1996-05-13
CIK 901829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE
          QUARTERLY PERIOD ENDED MARCH 31, 1996

                              OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
          TRANSITION PERIOD FROM   ____________ TO  _____________ .

Commission File No. 0-22484


                       LEADER FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

          Tennessee                               62-1527337
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

158 Madison Avenue, Memphis, TN                   38103
(Address of principal executive office)           (Zip code)

                              (901) 578-2000
           (Registrant s telephone number, including area code)

                                    N/A
    (Former name, address and fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [  ].

On April 30, 1996, the registrant had outstanding  _________   shares of common
stock, par value $1.00 per share.

                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY

                                 CONTENTS



Part I.     FINANCIAL INFORMATION                              Page

   Item 1. Financial Statements (Unaudited)
       Consolidated Statements of Financial Condition,
          March 31, 1996 and December 31, 1995 . . . . . . .     3

       Consolidated Statements of Operations
          Three Months Ended March 31, 1996 and 1995 . . . .     4

       Consolidated Statement of Stockholders  Equity
          Three Months Ended March 31, 1996 . . . .  . . . .     6

       Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995 . . . .     7

       Notes to Consolidated Financial Statements  . . . . .     8


   Item 2. Management s Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . .     14



Part II.    OTHER INFORMATION

   Item  1.         Legal Proceedings   . . . . . . . . . . . . . . . 22
   Item  6.         Exhibits and Reports on Form 8-K .  . . . . . . . 22

                                   PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
              Consolidated Statements of Financial Condition
                                (Unaudited)

                                                (In Thousands)
                                          March 31,        December 31,
                                            1996               1995
Assets
Cash and due from banks                  $  29,428           $  27,558
Federal funds sold                          93,000              90,000
Securities available-for-sale              576,711             611,895
Securities held-to-maturity                145,200             154,931
Investment in Federal Home Loan Bank        32,429              31,875
Loans receivable, net                    2,044,444           1,941,121
Loans held for sale                         30,139              19,060
FHA/VA Claims receivable, net               48,505              46,174
Premises and equipment, net                 19,274              18,613
Mortgage servicing rights                   50,927              53,740
Accrued interest receivable                 74,408              72,059
Other assets, net                           33,347              31,551
                                         _________           _________
     Total assets                       $3,177,812          $3,098,577
                                        ==========          ==========
Liabilities and Stockholders' Equity
Liabilities:
Deposits                                $1,582,691          $1,577,230
Federal Home Loan Bank advances
 and other borrowings                      592,760             541,318
Federal funds purchased and securities
 sold under agreements to repurchase       589,120             597,260
Advance payments by borrowers for
 taxes and insurance                        64,167              47,564
Accrued interest payable                    20,510              23,451
Accrued expenses and other liabilities      73,393              64,924
                                         _________           _________
     Total liabilities                   2,922,641           2,851,747
                                         _________           _________
Stockholders' equity:
Common stock, $1 par value,
 35,000,000 shares authorized;
 10,752,500 shares issued                   10,753              10,753
Additional paid-in capital                  94,454              94,415
Unearned compensation                       (5,799)             (6,086)
Unrealized gain on securities
 available-for-sale                          7,348               9,702
Retained earnings                          165,779             156,032
Treasury stock, at cost; 828,688
 and 858,422 shares at March 31,
 1996 and December 31, 1995,
 respectively                              (17,364)            (17,986)
                                          ________            ________
  Total stockholders' equity               255,171             246,830
                                          ________            ________
  Total liabilities and
  stockholders' equity                  $3,177,812          $3,098,577
                                        ==========          ==========

See accompanying notes to unaudited consolidated financial statements.

                                  PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Operations
                                (Unaudited)

                                             (In Thousands)
                                           Three months ended
                                                March 31,
                                             1996       1995
Interest income:
 Loans receivable                           $46,677    $38,790
 Securities:
   Available-for-sale                        10,610      1,086
   Held-to-maturity                           2,811      7,107
 Federal funds sold                           1,351      1,096
 Other                                          511        649
                                            _______    _______
   Total interest income                     61,960     48,728
                                            _______    _______
Interest expense:
 Deposits                                    18,925     17,242
 Federal Home Loan Bank advances and
  other borrowings                            8,459      6,614
 Federal funds purchased and securities
  sold under agreements to repurchase         8,369      4,505
                                            _______    _______
   Total interest expense                    35,753     28,361
                                            _______    _______
   Net interest income                       26,207     20,367
 Provision for loan losses                    1,511      1,206
                                            _______    _______
Net interest income after provision
 for loan losses                             24,696     19,161
Non-interest income:
 Loan fees                                      105         51
 Loan servicing revenue                       3,037      4,052
 Gains (losses), net:
  Securities                                      -          -
  Loans originated for sale                     541         48
 Gain (loss) on real estate activities         (112)      (135)
 Real estate operations                         (96)       (94)
 Deposit account operations                   1,129        975
 Other                                        1,581        947
                                             ______     ______
    Total non-interest income                 6,185      5,844
                                             ______     ______
Operating expenses:
 Compensation and benefits                    7,149      6,135
 Office occupancy and equipment               1,348      1,317
 Advertising                                    621        456
 Federal insurance premiums                     932        844
 Office supplies, postage and telephone       1,055        750
 Data processing rental and maintenance         596        501
 Other                                        1,341      1,120
                                             ______     ______
   Total operating expenses                  13,042     11,123
                                             ______     ______
Income before income taxes                   17,839     13,882
 Income tax expense                           6,379      5,135
                                             ______     ______
   Net income                               $11,460    $ 8,747
                                            =======    =======
Earnings per common share                     $1.11      $0.87
                                              =====      =====

See accompanying notes to unaudited consolidated financial statements.

                                  PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
              Consolidated Statement of Stockholders' Equity
                     Three months ended March 31, 1996
                                (Unaudited)

                                   (In Thousands)


                                      Unrealized
                                      gain(loss)
                                         on                          Total
                    Addn'l   Unearned securities                     Stock-
            Common  paid-in  Compen-  available-  Retained Treasury  holder's
            stock   capital  sation   for-sale    earnings stock     equity
Balance at
12/31/95    $10,753 $94,415  $(6,086)  $9,702     $156,032 $(17,986) $246,830

Net income       -       -        -        -        11,460       -     11,460

Amortization
of Management
Recognition
Plan             -       -       215       -            -        -        215

ESOP excess
compensation
cost             -      348       -        -            -        -        348

ESOP debt
payment          -       -        72       -            -        -         72

Change in
unrealized
gain on
securities
available-
for-sale         -       -       -     (2,354)          -        -    (2,354)

Exercise of
stock options    -     (309)     -         -            -       622      313

Dividend
payments         -       -       -         -        (1,713)      -    (1,713)

Purchase of
treasury stock   -       -       -         -            -        -        -
             ______  ______  ______    ______     ________  _______  _______
Balance at
3/31/96     $10,753 $94,454 $(5,799)   $7,348     $165,779 $(17,364) $255,171
            ======= ======= =======    ======     ======== ========  ========

See accompanying notes to unaudited consolidated financial statements.

                                  PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      (In Thousands)
                                                    Three months ended
                                                         March 31,
                                                    1996           1995
Net cash provided by operating activities           9,069         31,032

Cash flows from investing activities:
  Loan originations, net of principal
  repayments                                        1,409         (4,562)
 Purchase of loans held for investment             (6,030)       (11,795)
 Purchases of FHA/VA delinquent loans            (135,603)       (90,489)
 Repayments on mortgage-backed securities          37,875          7,958
 Proceeds from maturities and principal
  repayments of securities held-to-maturity           977         25,772
 Purchases of securities available-for-sale             -         (5,156)
 Proceeds from maturities and principal
  repayments of securities available-for-sale       2,342            758
 Purchase of Federal Home Loan Bank stock               -           (819)
 Purchases of mortgage servicing rights               (40)            (3)
 Advances on FHA/VA claims receivable              (1,254)        (1,161)
 Proceeds from the settlement of FHA/VA
  claims receivable                                33,294         11,364
 Purchases of premises and equipment               (1,247)          (623)
 Other                                                 -             110
                                                 ________       ________
Net cash used in investing activities             (68,277)       (68,646)
                                                 ________       ________
Cash flows from financing activities:
 Net increase in deposits                           5,461         51,264
 Net change in borrowings with original
  maturities less than three months               (32,506)        72,120
 Payments on Federal Home Loan Bank advances
  and other borrowings                            (29,151)      (154,878)
 Proceeds from Federal Home Loan Bank
  advances and other borrowings                   105,000         75,000
 Net increase in advance payments by
  borrowers for taxes and insurance                16,603         18,702
 Proceeds from issuance of common stock, net          313            161
 Dividends paid                                    (1,714)        (1,487)
 ESOP debt repayment                                   72              -
                                                 ________       ________
Net cash provided by financing activities          64,078         60,882
                                                 ________       ________
Net increase in cash and cash equivalents           4,870         23,268

Cash and cash equivalents at beginning
  of period                                       117,558         50,155
                                                 ________       ________
Cash and cash equivalents at end of period       $122,428       $ 73,423
                                                 ========       ========

See accompanying notes to unaudited consolidated financial statements.

                             PART I, ITEM 1.
                      LEADER FINANCIAL CORPORATION
                             AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


(1)  Summary of Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect at December 31, 1995 as set forth in the annual consolidated financial statements of Leader Financial Corporation (the "Company"). In the opinion of Management, all adjustments necessary for a fair presentation of the unaudited consolidated financial statements are of a normal recurring nature and have been included.

     The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

(2)  Earnings Per Share
     The computation of primary and fully diluted earnings per share is based upon the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of all outstanding stock options using the treasury stock method. The primary weighted average number of shares outstanding for the three month periods ended March 31, 1996 and 1995, is 10,322,888 and 10,033,260, respectively.
     The fully diluted weighted average number of shares outstanding for these respective periods is 10,357,118 and 10,039,128. The reduction of earnings per share on a fully diluted basis is less than three percent.

(3)  Legal Proceedings
     The Company and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Additionally, the Company and/or various subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. Management is of the opinion, based upon present information, including evaluations of outside counsel, that neither the Company's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

     Currently, the Company and/or various subsidiaries are named defendants in four (4) Alabama lawsuits involving the placement of collateral insurance on mobile home loans as follows:

            In June 1995, several plaintiffs filed a suit in the Circuit Court of Greene County, Alabama (Jeri Lynn Plowman, Albert Finch and Frances Finch, et al. v. The American Bankers Insurance Company of Florida, Leader Federal Savings and Loan Association of Memphis, Inc. ("Leader Federal"), et al., herein, the "Plowman suit") against the Bank and eighteen other named defendants who sold, financed, insured or acted as an agent in the sale of insurance for mobile homes in the State of Alabama. The Complaint requests certification of a class and seeks to have an unknown number of additional defendants added to the suit, including other lenders, insurance companies, dealers and insurance agents who were engaged in the sale and insuring of mobile homes from the period of January 1, 1983 to the present. The plaintiffs

                               PART I, ITEM 1.
                        LEADER FINANCIAL CORPORATION
                               AND SUBSIDIARY
             Notes to Consolidated Financial Statements, continued
                                (unaudited)

(3)    Legal Proceedings, continued
           allege a variety of types of wrongdoing in connection with the sale of insurance, including force-placed insurance. It is alleged, among other things, that insurance was sold for an amount greater than permitted by law, that defendants charged excessive premiums, that insurance premiums were paid to persons not licensed to receive them, and that plaintiffs paid for insurance that was greater than the value of the collateral. It is alleged that the defendant financial institutions, including the Bank, wrongfully benefited from the sale of this insurance. The plaintiffs are seeking to have the contracts under which the defendants have profited declared void, seeking to enjoin the defendants from taking further action to collect on the insurance and financing contracts, demanding judgment for the amount of undisclosed commissions and excess insurance premiums, and seeking a forfeiture of all finance charges and a judgment for punitive damages in the sum of $200 million for each defendant. In July 1995, the Bank filed a Notice of Removal to move the action to the United States District Court for the Northern District of Alabama, Western Division. The Bank then filed a Motion to Dismiss in the District Court, which was denied. The Plowman suit was remanded to Circuit Court. However, prior to remand, other defendants filed a Notice of Removal to the United States Bankruptcy Court for the Northern District of Alabama Western Division, and petitions for remand are pending before that court.

           In June 1995, George and Jessica Brown filed a counter-claim in the Circuit Court of Tuscaloosa County, Alabama in response to a foreclosure suit filed by the Bank on the Browns' mobile home loan. The counter-plaintiffs allege that the Bank is in violation of Alabama disclosure laws related to insurance purchased in connection with the loan. The Browns further allege misrepresentations were made to them at the time of purchase concerning insurance coverage, and that they were paying excessive insurance premiums for the coverage. The counter-plaintiffs are demanding judgment for: (i) the amount of insurance premiums paid for insurance in excess of the value of the underlying collateral, or (ii) the amount of the payoff of the loan at the time the insurance was issued and collected during the terms of the Browns' loan, plus (iii) further judgment for the excess premiums paid for insurance which was issued to them for an amount greater than the fair market value of the collateral, plus punitive damages of $10 million.

           In January 1996, a suit was filed by Queen Ford in the Circuit Court of Greene County, Alabama against the Bank, a subsidiary of the Bank (together, the Bank ) and a separate insurance company alleging that insurance was wrongfully force placed on Ms. Ford s mobile home loan account for more insurance coverage than was required and that Ms. Ford paid double payments for several years to the Bank and another insurance company. Ms. Ford's allegations include intent by the Bank to deceive and defraud, and she is demanding judgment against the Bank for $5,000 in compensatory damages and $20 million in punitive damages.

                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
            Notes to Consolidated Financial Statements, continued
                               (unaudited)

(3)    Legal Proceedings, continued
           In January 1996, Queen Ford filed a second suit in the Circuit Court of Greene County, Alabama, with similar allegations as outlined above, along with additional allegations relating to adjacent structure coverage which Ms. Ford is claiming was neither requested nor necessary. The second suit also has additional defendants, including the insurance company which issued the policy on the mobile home. Ms. Ford is demanding judgment against the Bank for $10,000 in compensatory damages and $50 million in punitive damages. In March 1996, the Bank sought to have the case removed to federal court; however, the case was remanded to Circuit Court.

  In July 1991, a suit was filed by numerous plaintiffs in the Circuit Court of Shelby County, Tennessee (April Wallace, et al. v. Leader Federal Bank for Savings, et al, herein, the "Wallace suit"), against several financial institutions, including the Bank, alleging excessive fees charged by the defendants for processing checks drawn on accounts with insufficient funds and for processing third party checks deposited by the plaintiffs to their accounts which were subsequently returned unpaid by the maker s bank. Plaintiffs are seeking to include in their class all customers who have had insufficient funds or return item charges assessed. In September 1991, the defendants filed a Joint Motion to Dismiss. In April 1992, the court granted the defendants motion. In May 1992, plaintiffs appealed to the Tennessee Court of Appeals which reversed, in part, the lower court s ruling. The Court of Appeals remanded the Wallace suit to the Circuit Court, which granted the defendants subsequent Motion for Summary Judgment. The plaintiffs appealed, and in January 1995, the Tennessee Court of Appeals affirmed the lower court ruling in favor of the defendants.
  The plaintiffs then appealed to the Tennessee Supreme Court, which denied certiorari in June 1995. Plaintiffs immediately filed a Petition to Rehear and Application for Permission to Appeal to the Tennessee Supreme Court, which was granted. A hearing on the petition was held on April 2, 1996, but no action has been taken by the Court.

  In August 1991, a suit was filed in the Chancery Court of Shelby County, Tennessee by National Bank of Commerce, as Trustee for Leader Federal Savings and Loan Association Umbrella Trust, requesting the court to adjudicate the rights of James L. Ross, former President and Chief Operating Officer of the Bank and member of the Compensation Committee of the Board of Directors, with respect to certain benefits which Mr. Ross alleges he is due in connection with the termination of his employment by the Bank. The Bank and the Compensation Committee claim that the Bank is owed damages and has the right to certain offsets as a result of actions taken by Mr. Ross during his employment. Mr. Ross is seeking compensatory and consequential damages against the Bank in the amount of $1.25 million, compensatory damages against Mr. Bailey in the amount of $2.5 million, punitive damages against Mr. Bailey in the amount of $1.5 million, plus all other damages sustained

                               PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                               AND SUBSIDIARY
            Notes to Consolidtaed Financial Statements, continued
                                (unaudited)

(3)  Legal Proceedings, continued
     by Mr. Ross, attorneys fees and other relief the court may deem proper.


(4)  Pending Federal Legislation
     A number of proposals regarding the future of the Savings Association Insurance Fund ("SAIF") are under debate in Congress. Proposed legislation recently approved by the U.S. House of Representatives Banking Committee provides for a one-time special assessment of eighty-five to ninety basis points of the insured deposits of SAIF insured savings institutions.

     If such a special assessment were to be required, it would result in a one-time pre-tax charge to earnings of $13.2 to $14.0 million, assuming such charge would be tax deductible and the special assessment is based on deposits held at March 31, 1995, as is currently proposed. As of March 31, 1996, this legislation had not been enacted and the potential charge has not been reflected in the Company's consolidated financial statements.

(5)  Acquisition of The Company by Union Planters Corporation
     On March 8, 1996, Leader Financial Corporation's Board of Directors voted to enter into a Definitive Agreement and Plan of Merger (the Agreement) with Union Planters Corporation. This transaction is contingent upon stockholder and regulatory approval and, if approved, is expected to close during the fourth quarter of 1996.

     For additional information regarding the Agreement, refer to the copy Exhibits to the Company's Annual Report on Form 10K for 1995.

                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
           Notes to Consolidated Financial Statements, Continued
                                (Unaudited)

(6)  Securities
     The net unrealized gain between amortized cost and approximate fair value of all securities at March 31, 1996 and December 31, 1995 was $13,504,000 and $17,812,000, respectively. The table below shows the gross components of these gains, by security type, at those dates.

                                         March 31, 1996

                                          Gross        Gross
                             Amortized  unrealized  unrealized    Fair
                                cost      gains       losses      value
Securities available-for-sale
  U.S. federal agencies       $ 8,131    $   17      $ (123)     $ 8,025
  FHLMC preferred stock         2,437        53           -        2,490
  Collateralized mortgage
   obligations                 37,998       617        (162)      38,453
  Other                           449       885           -        1,334
                              _______    ______      _______     _______
                               49,015     1,572        (285)      50,302
                              _______    ______      _______     _______
 Mortgage-backed securities:
  FHLMC                        27,225       589        (182)      27,632
  FNMA                        321,615     9,076        (606)     330,085
  GNMA                        167,003     2,395        (706)     168,692
                              _______    ______      _______     _______
                              515,843    12,060      (1,494)     526,409
                              _______    ______      _______     _______
  Securities available-
   for-sale                   564,858    13,632      (1,779)     576,711
                              _______    ______      _______     _______
Securities held-to-maturity:
 Collateralized mortgage
  obligations                  11,583        31         (56)      11,558
     Other                      2,000        20        (125)       1,895
                              _______    ______      _______     _______
                               13,583        51        (181)      13,453
                              _______    ______      _______     _______
 Mortgage-backed securities:
  FHLMC                        40,541     1,009         (13)      41,537
  FNMA                          6,488       113           -        6,601
  GNMA                         78,843       696         (24)      79,515
  Non-agency                    5,745         -           -        5,745
                              _______    ______      _______     _______
                              131,617     1,818         (37)     133,398
                              _______    ______      _______     _______
Securities held-to-maturity   145,200     1,869        (218)     146,851
                              _______    ______      _______     _______
 Total investment securities $710,058   $15,501     $(1,997)    $723,562
                             ========   =======     ========    ========


                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
           Notes to Consolidated Financial Statements, continued
                                (Unaudited)

(6)  Securities, continued


                                          December 31, 1995
                                           Gross      Gross
                             Amortized  unrealized  unrealized    Fair
                               cost        gains      losses      value
Securities available-for-sale
  U.S. federal agencies       $ 2,000    $  20      $   -       $ 2,020
  U.S. state and political
     subdivisions               8,221       15       (130)        8,106
  FHLMC preferred stock         2,441       73          -         2,514
  Collateralized mortgage
     obligations               38,056      700        (86)       38,670
     Other                        543      829          -         1,372
                              _______    _____      ______      _______
                               51,261    1,637       (216)       52,682
                              _______    _____      ______      _______
Mortgage-backed securities:
  FHLMC                        29,162      724        (91)       29,795
  FNMA                        343,518   10,166       (329)      353,355
  GNMA                        172,306    4,208       (451)      176,063
                              _______   ______      ______      _______
                              544,986   15,098       (871)      559,213
                              _______   ______      ______      _______
Securities available-for-sale 596,247   16,735     (1,087)      611,895
                              _______   ______      ______      _______
Securities held-to-maturity:
  Collateralized mortgage
     obligations               12,406       28        (53)       12,381
  Other                         2,132       26       (115)        2,043
                              _______   ______      ______      _______
                               14,538       54       (168)       14,424
                              _______   ______      ______      _______
Mortgage-backed securities:
 FHLMC                         43,917    1,273        (38)       45,152
 FNMA                           7,392      130          -         7,522
 GNMA                          83,304      920         (7)       84,217
 Non-agency                     5,780        -          -         5,780
                              _______   ______      ______      _______
                              140,393    2,323        (45)      142,671
                              _______   ______      ______      _______
Securities held-to-maturity   154,931    2,377       (213)      157,095
                              _______   ______      ______      _______
 Total investment securities $751,178  $19,112    $(1,300)     $768,990
                              =======   ======     =======      =======

                               PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
           Notes to Consolidated Financial Statements, continued
                                (Unaudited)

(6) Securities, continued

Contractual maturities of securities as of March 31, 1996 are summarized as follows (in thousands):

                                    Securities             Securities
                                    available-              held-to-
                                     for-sale               maturity
                               Amortized    Fair      Amortized     Fair
                                 cost       value       cost        value
Maturing in one year or less    $   727    $   727     $   917     $   916
Maturing after one year
 through five years               9,476      9,468       2,682       2,665
Maturing after five years
 through ten years               15,421     15,713       5,625       5,799
Maturing after ten years        539,234    550,803     135,976     137,471
                                _______    _______     _______     _______
 Total                         $564,858   $576,711    $145,200    $146,851
                                =======    =======     =======     =======


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1996

General. Leader Financial Corporation (the Company ) has no significant business other than that of its subsidiary Leader Federal Bank for Savings (the "Bank"), which is a federally chartered, stock organized savings bank. As such, the discussion which follows as it pertains to the Company s operations relates substantively to information pertaining to Leader Federal Bank for Savings and its subsidiaries.

Performance Summary. The Company reported net earnings of $11.5 million, or $1.11 per share, for the three months ended March 31, 1996, compared to $8.7 million, or $.87 per share, for the same period in 1995. This 31.0% improvement was attributable to a $5.8 million (28.7%) increase in net interest income combined with a $341,000 (5.8%) increase in non-interest income and a $1.9 million (12.3%) increase operating expenses. The improvement in net interest income was primarily attributable to the increase
in the volume of interest earning assets owned between two periods.   The
Company's spread between interest yields and interest costs for the quarter ended March 31, 1996, increased only slightly as compared to the same period in 1995. Increased staffing, primarily in the loan servicing area, along with the increased cost of employee incentive programs contributed to the increase in operating expenses.

The principal measures of performance for the Company and other financial institutions are return on average equity and return on average assets which are the ratios of net income to average shareholder investment and average assets employed in the production of income, respectively. For the three months ended March 31, 1996, these ratios were 18.26% and 1.46%, respectively, compared to 16.83% and 1.41% for the comparable period in 1995. In addition, financial institution performance is often measured by the efficiency ratio, which measures the amount of operating expense incurred to generate each dollar of pretax income. The Company's efficiency ratio for the three month period ended March 31, 1996 was 40.3% compared to 42.4% for the comparable quarter of 1995.

The paragraphs below analyze the Company's financial condition and results of operations for the three months ended March 31, 1996 and 1995. Such discussion should be read only in conjunction with the accompanying unaudited financial statements and notes thereto, which are considered an integral part hereof.

RESULTS OF OPERATIONS
The following table sets forth information relating to the Company s average balance sheet and reflects the average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, derived by dividing income or expense by the average monthly balances of such assets and liabilities, for the periods indicated.

                                             Three Months Ended March 31,

(TAXABLE EQUIVALENT BASIS)         1996                       1995
                                         Average                     Average
                         Average          Yield/    Average           Yield/
                         Balance Interest  Cost     Balance  Interest  Cost
                                        (Dollars in thousands)
Interest-earning assets:
 Federal funds sold      $98,846  $1,351   5.47%    $75,433   $1,096  5.81%
 Securities available-
  for-sale (1)           599,518  10,658   7.11%     55,222    1,134  8.21%
 Securities held-to-
  maturity               151,359   2,811   7.43%    411,427    7,107  6.91%
 Investment in Federal
  Home Loan Bank          31,893     562   7.05%     23,280      380  6.53%
 Loans receivable,
  net                  2,015,606  46,677   9.26%  1,743,241   38,790  8.90%
 Other interest
  earning assets          17,642     (51) -1.16%     16,692      269  6.45%
                       _________  ______   _____  _________   ______  _____
  Total interest-
  earning assets       2,914,864 $62,008   8.51%  2,325,295  $48,776  8.39%
Non-interest earning
  assets                 224,538                    170,672
                       _________                  _________
     Total Assets     $3,139,402                 $2,495,967
                       =========                  =========
Interest-bearing
 liabilities:
 Demand                 $104,032    $496   1.91%    $95,343     $451  1.89%
 Savings                 141,098     931   2.64%    206,053    1,704  3.31%
 Time and other
  deposits             1,192,737  17,498   5.87%  1,094,268   15,087  5.51%
 FHLB advances and
  other borrowings       573,779   8,459   5.90%    420,703    6,614  6.29%
 Securities sold under
  agreement to
  repurchase             597,477   8,369   5.60%    290,461    4,505  6.20%
                       _________  ______   _____   ________   ______  _____
Total interest-bearing
  liabilities          2,609,123  35,753   5.48%  2,106,828   28,361  5.38%
Non-interest-bearing
  liabilities            278,637                    182,350
                       _________                  _________
  Total liabilities    2,887,760                  2,289,178
Stockholders' Equity     251,642                    206,789
                       _________                  _________


Results of Operations, continued

  Total liabilities
   and stockholders'
   equity             $3,139,402                 $2,495,967
                       =========                  =========
Net interest
 income/interest
 rate spread                    $26,255  3.03%              $20,415 3.01%
Net yield on interest-
 earning assets                          3.60%                      3.51%
Ratio of interest-
 earning assets
 to interest-bearing
 liabilities                             1.12X                      1.10X



(1) Includes taxable equivalent adjustment of $48,000 for each of the three month periods ending March 31, 1996 and 1995, using an effective tax rate of 38%.


Average interest earning assets during the first quarter of 1996 were $589.6 million (25.4%) higher than the $2.325 billion averaged during the comparable period of 1995. A substantial portion of this growth (46%) occurred in the Company's loan portfolio, where average balances increased by $272.4 million. The largest component of the growth in average loans continued to be delinquent single family FHA/VA loans acquired from the Company's mortgage loan servicing portfolio and/or from third party servicers. In addition, the average balances of investment securities increased by $284.2 million from the first quarter of 1995 to 1996 principally due to the securitization of approximately $324.8 million of loans into mortgage-backed securities held in the available-for-sale portfolio. Approximately 78% of the growth in average interest earning assets was funded with advances from the Federal Home Loan Bank of Cincinnati ("FHLB") or short term wholesale borrowings. Interest bearing deposits funded the remaining 22% of asset growth with a $42.2 million increase in average balances outstanding between the quarters. The average balance of non-interest bearing liabilities, principally escrow balances and demand deposits, also increased between the first quarters of 1995 and 1996, as $1.408 billion of mortgage servicing was converted to the Company's servicing system between these quarter ends.


Net interest income. On a taxable equivalent basis, net interest income totaled $26.2 million for the three months ended March 31, 1996, up from $20.4 million for 1995. Substantially all of this increase is attributable to growth in the volume of interest earning assets, because the spread between the average interest rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities increased by only .02%. Net interest margin, which is defined as the ratio of net interest income to average interest-earning assets, increased from 3.51% to 3.60%.

The table below sets forth certain information regarding changes in the components of net interest income for the first quarter of 1996 compared to 1995:


Net Interest Income                   3 Months Ended March 31,
Volume/Rate Analysis                       1996 vs 1995
                                     Increase (Decrease) Due to
(Tax equivalent yield-
 In thousands)                     Volume       Rate         Total
  Interest income:
Federal fund sold                  $   322     $  (67)      $   255
Securities available-for-sale        9,696       (172)        9,524
Securities held-to-maturity         (4,795)       499        (4,296)
Investment in Federal
 Home Loan Bank                        150         32           182
Loans receivable, net                6,265      1,622         7,887
Other interest earning assets           14       (334)         (320)
                                   _______     ______       _______
Total interest income               11,652      1,580        13,232

  Interest expense:
Demand                                  40          5            45
Savings                               (471)      (302)         (773)
Time and other deposits              1,397      1,014         2,411
FHLB advances and
 other borrowings                    2,277       (432)        1,845
Securities sold under
 agreement to repurchase             4,339       (475)        3,864
                                   _______      ______       ______
Total interest expense               7,582       (190)        7,392
                                   _______      ______       ______
Change in net
 interest income                    $4,070     $1,770        $5,840
                                   =======     ======        ======

Interest earned on average interest-earning assets increased by $13.2 million for the three month period ended March 31, 1996, with approximately 88% of such growth attributable to the volume of such assets. The Company's leverage strategy continued to focus on agency-conforming adjustable rate first mortgage loan originations, securitization of such originations into mortgage-backed securities and the purchase of above market coupon delinquent FHA/VA insured or guaranteed loans. There were no open market purchases of investment securities during the quarter ended March 31, 1996, and management does not anticipate any significant open-market investment security purchases in the near future. The decline in interest on other interest earning assets was primarily attributable to the recognition of surrender charges on life insurance policies. Interest expense increased by $7.4 million for the three month period ended March 31, 1996. This growth was entirely attributable to increased volume. Between the first quarter of 1995 and the first quarter of 1996, the Company's yield on interest-earning assets increased from 8.39% to 8.51%, or by .12%, while the cost of interest-bearing liabilities increased from 5.38% to 5.48%, or by .10%. Net interest margin for the first quarter totaled 3.60%, a 2.6% increase from the 3.51% achieved during the first quarter of 1995.

Non-interest Income. Non-interest income increased by $341,000 for the three month period ended March 31, 1996 compared to 1995, primarily as a result of the following factors:

- - - The acquisition of additional mortgage loan servicing rights coupled with increasing rates of prepayments on mortgage loans underlying mortgage servicing rights resulted in a decrease in loan servicing fee income of $1.0 million in a quarter-to-quarter comparison. At March 31, 1995, the Company serviced $5.289 billion of mortgage loans. At March 31, 1996, that amount was $6.010 billion. Amortization of mortgage servicing rights totaled $2.9 million during the three months ended March 31, 1996 compared to $2.1 million in the year earlier period.


- - - The increasing level of demand for fixed rate mortgage loans resulted in an increase in the origination of such loans for sale in the secondary market to $70.4 million for the three months ended March 31, 1996 from $10.4 million for comparable 1995 period. The growth in such originations resulted in increased gain on sales of loans totaling $493,000 for the three month period ended March 31, 1996 compared to 1995.


- - - A decline in the level of interest rates paid on deposits at March 31, 1996 caused many customers to seek higher returns through uninsured alternative investment products, thus increasing the Company's commission and fee income. Accordingly, other non-interest income increased by $634,000 during the first quarter of 1996 compared to the same period in 1995.



Operating Expenses. Operating expenses for the quarter ended March 31, 1996, were $13.0 million compared to $11.1 million in the first quarter of 1995, a $1.9 million increase. The majority of this, a $1.0 million increase in compensation and benefits, was related to increased staffing in loan servicing operations and an increase in the cost of employee incentive programs.


Financial Condition.   Total assets increased to $3.178 billion at March 31,
1996, compared to $3.099 billion and $2.530 billion at December 31, 1995, and March 31, 1995, respectively, for an annualized growth rate of 10.2%. Management anticipates further leveraging of equity through asset growth, although the extent to which such growth is achievable is uncertain.

Single family residential loans, the largest category of interest-earning assets, increased to $1.572 billion at March 31, 1996, up $101.9 million from $1.470 billion at December 31, 1995 and up $217.9 million from $1.355 billion at March 31, 1995. Most of this growth occurred in the FHA/VA portfolio where loans increased by $118.6 million for the quarter and by $332.7 million from the year earlier period to a total of $1.026 billion. In addition, the Company s conventional single family loan portfolio decreased by $16.7 million and $114.8 million for the same periods to a total of $546.8 million, primarily due the securitization of first mortgage loans into mortgage-backed securities held in the Company's securities available-for-sale portfolio.
The Company continued its policy of acquiring delinquent FHA/VA loans out of GNMA pools that it services for others and of acquiring these loans from third parties on both a servicing released and servicing retained basis.
These purchases totaled $135.6 million during the three months ended March
31, 1996, compared to $90.5 million for the same period in 1995. Of the total FHA/VA loans outstanding at March 31, 1996 and December 31, 1995,

$360.4 million and $321.6 million, respectively, were delinquent 90 or more days and still accruing interest, contributing to a $2.3 million increase in accrued interest receivable. In addition, the level of FHA/VA claims in process has increased proportionately with the acquisition of additional delinquent FHA/VA loans. At March 31, 1996, such claims in process totaled $48.5 million, net of loss reserves, compared to $46.2 million at December 31, 1995. Management believes that the above market return on investment in such loans is adequate compensation for the credit and interest rate risks associated with their acquisition.

Renewed demand for fixed rate mortgage loans during the first quarter of 1996 caused a reduction in the demand for adjustable rate mortgage loans which the Company retains in its portfolio. Originations of such loans totaled $32.3 million in the three months ended March 31, 1996, compared to $45.6 million in the same period of 1995.


Non-performing Assets.   Non-performing assets include all nonaccrual loans
and real estate acquired through foreclosure, net of specific reserves for losses on such properties. Nonperforming assets at March 31, 1996, were $11.2 million, or .35% of total assets, compared to $11.9 million and $11.0 million, or .39% and .44%, respectively, of total assets at December 31, and March 31, 1995. The year-to-year change reflects normal recurring single family residential foreclosure activity. Allowances for loan losses at March 31, 1996, and December 31, 1995, totaled $23.1 million and $22.9 million, respectively, representing 206.23% and 191.67% of nonperforming assets.

The Company s investments are reviewed and reported upon monthly by the Asset Review Department and those that warrant concern are classified as special mention , substandard , doubtful , or loss based primarily on the likelihood of future repayment. The likelihood of repayment is evaluated in light of such factors as general economic conditions, concentrations of borrower or industry credit, changes in borrower financial condition, the actual level of chargeoffs being experienced, etc. After making these classifications, allowances are then reviewed for adequacy and appropriate loan loss provisions are charged to income. Provisions for losses totaled $1.5 million and $1.2 million for the quarters ended March 31, 1996 and 1995, respectively, while net chargeoffs of uncollectible loans totaled $1.3 million and $282,000 for the same periods.


Mortgage Servicing Rights.   The Company's investment in mortgage servicing
rights decreased from $53.7 million at December 31, 1995 to $50.9 million at March 31, 1996. Amortization of mortgage servicing rights totaled $2.9 million during the three months ended March 31, 1996 compared to $2.1 million in the year earlier period.

The following table presents summary information, including prepayment data stated as a percentage of the prepayment standard established by the Public Securities Administration ( PSA ), regarding the mortgage loans which underlie the Company s purchased mortgage servicing rights as of the dates indicated (dollar amounts in thousands):

              Principal   Weighted    Weighted   1 month   12 month
              Serviced *  Avg.Coupon  Avg. Term    PSA     Avg. PSA

03/31/95     $4,597,562     8.99%       20.8      205.3%    252.3%
12/31/95      5,308,739     9.09%       19.8      282.3%    328.3%
03/31/96      5,014,479     9.07%       19.6      339.0%    321.6%

  * Excludes loan being subserviced by others pending conversion to the Company's loan Servicing system, if any.

Deposits.   Total deposits increased by $5.5 million during the three
months ended March 31, 1996, from $1.577 billion at December 31, 1995, to $1.583 billion at March 31, 1996, a .35% increase.

During September 1995, the Company entirely revised its demand account structure which reflects a change in market strategy. This program is aimed at growing the Company's demand account deposit base through low cost checking accounts, thereby lowering the overall cost of funds.


ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK
The Company s objective is to balance the sensitivity of its net interest income to fluctuations in interest rates with the sensitivity of its fee generating operations (principally its mortgage banking operations, including loan servicing) to those same fluctuations in interest rates. Management believes that, in this way, overall net income can be stabilized over a broad array of interest rate scenarios. Part of this asset/liability management strategy involves the retention of originated adjustable rate mortgage loans and short term mortgage related consumer loans, principally first/second mortgage amortizing loans. In addition, the Company has acquired floating rate instruments for its available-for-sale investment portfolio and has aggressively priced longer term consumer time deposits. At March 31, 1996, the cumulative one year repricing gap, as a percent of total assets, was a negative 171 million, or 5.38%, compared to a negative 333.2 million (10.75%) at December 31, 1995. The repricing gap was primarily influenced by three factors. First, the assumed rate of prepayments on the Company's one-to-four family mortgage loan portfolio, which varies inversely with the changes in interest rates, reduces the average life of a mortgage loan to less than its contractual term. The amount of the reduction in average life becomes greater in higher the prepayment assumption. On January 31, 1996, the federal open market committee took action to reduce the federal funds rate by .25%.
This was followed by a reduction in the prime rate of interest and the overall level of interest rates in general. These changes in the interest rates are expected to increase the rate of prepayments on the Company's mortgage loan and mortgage servicing portfolios. Accordingly, prepayment speed assumptions were increased, thus reducing the repricing gap estimates between December 31, 1995 and March 31, 1996. Second, the Company experienced an increase in the remaining maturities associated with time deposits which resulted in a reduction of time deposits maturing in one year or less by approximately $42 million; and thirdly, the Company replaced short-term and variable rate borrowings of approximately $53 million with fixed rate longer term borrowings through the use of interest rate swaps.

Since the inception of the Company s strategy of acquiring above market coupon delinquent FHA/VA single family residential loans, the majority of such loans acquired have been funded with short term, interest sensitive borrowings. This is because a substantial portion of such loans are liquidated, through foreclosure or otherwise, over a relatively short period of time not related to the contractual term of the loan. To the extent such loans become current, they form a part of the Company s greater-than-five-year mismatch strategy, described below. The Company will reevaluate its delinquent FHA/VA loan acquisition strategy in the event short term interest rates increase to a point where the interest rate spread is no longer consistent with the Company's overall objectives.

In addition to management of the one year cumulative gap, management seeks to control the cumulative five year gap to a level that is consistent with the Company s investment in mortgage servicing rights. Such rights are susceptible to changes in interest rates in that the value of such rights, and the amortization thereof, are based in large part on current and future expectations of prepayments. As the general level of mortgage interest rates rise, mortgage servicing rights tend to gain value as prepayments (and therefore amortization expense) decrease. Conversely, long term fixed rate investments, such as mortgage loans, tend to lose value in such a scenario, thus balancing the overall change in the market value of portfolio assets and change in net interest income. The Company has established an objective of maintaining the funding mismatch between assets and liabilities with maturities of greater than five years at an amount that is commensurate with its investment in mortgage servicing rights. At March 31, 1996, the mismatch in these assets/liabilities was a positive $184 million, which represents
3.6 times the investment in mortgage servicing rights.

Liquidity and Capital Resources. Cash and cash equivalents increased by $4.9 million for the three months ending March 31, 1996, as investing activities, principally originations and acquisitions of loans, consumed less cash than was supplied by operations and financing activities, principally FHLB advances. Regulatory liquidity averaged 5.22% for the three months ended
March 31, 1996, as management sought to minimize the amount of excess cash and cash equivalents on hand. The Company has available to it additional borrowing capacity through various sources including the FHLB, reverse repurchase agreements, broker supplied retail deposits, sale of investments available-for-sale and from the Federal Reserve. As computed under OTS regulations, Leader Federal Bank for Savings had tangible and core capital of $195.4 million, or 6.13% of adjusted assets and $212.9 million, or 15.21% of risk adjusted assets, at March 31, 1996. The OTS has adopted an interest component factor for those institutions whose market value of portfolio equity changes by more than 2% of assets assuming a change in interest rates of plus/minus 2%, although the implementation date for such capital requirement is pending the development and adoption of an appeals process. Based upon the most recent computations completed by the OTS (December 31, 1995), the Bank would not be subject to an interest rate risk capital component.

At March 31, 1996, the Company s total GAAP capital was 8.03%.

                                PART II
                           OTHER INFORMATION



  Item 6. Exhibits and Reports on Form 8-K

          (a)      Exhibits

          (27) Financial Data Schedule


          (b)   Reports on Form 8-K:

          On March 12, 1996, the Company filed a Current Report on Form 8-K dated March 8, 1996, disclosing the terms of an Agreement and Plan of Merger pursuant to which the Company will be acquired by Union Planters Corporation.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LEADER FINANCIAL CORPORATION


                              David C. Wadlington
                              Duly Authorized Officer and
                              Principal Financial Officer

Date: