Form 10-Q
period 1996-06-30
LEADER FINANCIAL CORP
filed 1996-08-14
CIK 901829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE
          QUARTERLY PERIOD ENDED JUNE 30, 1996

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

On July 31, 1996, the registrant had outstanding 9,962,544 shares of common stock, par value $1.00 per share.

                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY

                                 CONTENTS



Part I.     FINANCIAL INFORMATION                              Page

   Item 1. Financial Statements (Unaudited)
       Consolidated Statements of Financial Condition,
          June 30, 1996 and December 31, 1995 . . . . . . .      3

       Consolidated Statements of Operations
          Three Months and Six Months Ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . .     4

       Consolidated Statement of Stockholders  Equity
          Six Months Ended    June 30, 1996 . . . . . . . . . .  6

       Consolidated Statements of Cash Flows
          Three Months and Six Months Ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . .     7

       Notes to Consolidated Financial Statements  . . . . .     8


   Item 2. Management s Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . .     14



Part II.    OTHER INFORMATION

   Item  1.         Legal Proceedings    . . . . . . . . . . . . 22
   Item  6.         Exhibits and Reports on Form 8-K . . . . . . 22

                                  PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
              Consolidated Statements of Financial Condition
                                (Unaudited)

                                             (In Thousands)
                                      June 30,         December 31,
                                       1996               1995
Assets
Cash and due from banks             $  31,244           $  27,558
Federal funds sold                     82,000              90,000
Securities available-for-sale         717,419             611,895
Securities held-to-maturity           136,922             154,931
Investment in Federal Home Loan Bank   32,994              31,875
Loans receivable, net               1,953,694           1,941,121
Loans held for sale                    18,791              19,060
FHA/VA Claims receivable, net          54,698              46,174
Premises and equipment, net            19,311              18,613
Mortgage servicing rights              56,807              53,740
Accrued interest receivable            74,362              72,059
Other assets, net                      32,822              31,551
                                    ---------           ---------
     Total assets                  $3,211,064          $3,098,577
                                    =========           =========
Liabilities and Stockholders' Equity
Liabilities:
Deposits                           $1,569,722          $1,577,230
Federal Home Loan Bank advances
 and other borrowings                 594,314             541,318
Federal funds purchased and securities
 sold under agreements to repurchase  641,167             597,260
Advance payments by borrowers for
 taxes and insurance                   73,301              47,564
Accrued interest payable               19,529              23,451
Accrued expenses and other liabilities 46,641              64,924
                                    ---------           ---------
     Total liabilities              2,944,674           2,851,747
                                    ---------           ---------
Stockholders' equity:
Common stock, $1 par value,
 35,000,000 shares authorized;
 10,752,500 shares issued              10,753              10,753
Additional paid-in capital             94,627              94,415
Unearned compensation                  (5,584)             (6,086)
Unrealized gain on securities
 available-for-sale                     5,929               9,702
Retained earnings                     177,527             156,032
Treasury stock, at cost; 804,706
 and 858,422 shares at June 30,
 1996 and December 31, 1995,
 respectively                         (16,862)            (17,986)
                                     --------            --------
  Total stockholders' equity          266,390             246,830
                                     --------            --------
  Total liabilities and
  stockholders' equity             $3,211,064          $3,098,577
                                    =========           =========

See accompanying notes to unaudited consolidated financial statements.

                                  PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Operations
                                (Unaudited)

                                                (In Thousands)
                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                                  1996     1995               1996    1995
Interest income:
 Loans receivable               $45,462  $41,843           $ 92,139  $80,633
 Securities:
   Available-for-sale            13,543    1,345             24,153    2,431
   Held-to-maturity               2,808    6,895              5,619   14,022
 Federal funds sold               1,016    1,266              2,367    2,362
 Other                              792      650              1,303    1,279
                                -------  -------            -------  -------
   Total interest income         63,621   51,999            125,581  100,727

Interest expense:
 Deposits                        18,831   18,463             37,756   35,705
 Federal Home Loan Bank advances
  and other borrowings            8,578    6,853             17,037   13,467
 Federal funds purchased and
  securities sold under agreements
  to repurchase                   8,124    5,335             16,493    9,840
                                -------  -------            -------  -------
   Total interest expense        35,533   30,651             71,286   59,012
                                -------  -------            -------  -------
   Net interest income           28,088   21,348             54,295   41,715
 Provision for loan losses        1,410    1,356              2,921    2,562
                                -------  -------            -------  -------
Net interest income after
 provision for loan losses       26,678   19,992             51,374   39,153
Non-interest income:
 Loan fees                          161      148                266      224
 Loan servicing revenue           3,947    3,704              6,984    7,756
 Gains (losses), net:
  Securities                          -        -                  -        -
  Loans originated for sale         527      108              1,068      131
 Gain (loss) on real estate
  activities                        (88)    (120)              (200)    (255)
 Real estate operations             (46)     (96)              (142)    (190)
 Deposit account operations       1,247    1,011              2,376    1,986
 Other                            1,493    1,233              3,074    2,180
                                -------  -------            -------  -------
    Total non-interest income     7,241    5,988             13,426   11,832
                                -------  -------            -------  -------
Operating expenses:
 Compensation and benefits        7,052    6,398             14,201   12,533
 Office occupancy and equipment   1,275    1,308              2,623    2,625
 Advertising                        577      430              1,198      886
 Federal insurance premiums         932      844              1,864    1,688
 Office supplies, postage and
  telephone                         892      746              1,947    1,496
 Data processing rental and
  maintenance                       602      524              1,198    1,025
 Other                            1,375      998              2,716    2,118
                                -------  -------            -------  -------
   Total operating expenses      12,705   11,248             25,747   22,371
                                -------  -------            -------  -------
Income before income taxes       21,214   14,732             39,053   28,614
 Income tax expense               7,530    5,635             13,909   10,770
                                -------  -------            -------  -------


Net income                      $13,684   $9,097            $25,144  $17,844
                                =======  =======            =======  =======
Earnings per common share         $1.34    $0.90              $2.46    $1.78
                                  =====    =====              =====    =====

See accompanying notes to unaudited consolidated financial statements.

                                   PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
              Consolidated Statement of Stockholders' Equity
                      Six months ended June 30, 1996
                                (Unaudited)

                                    (In Thousands)


                                      Unrealized
                                      gain(loss)
                                         on                           Total
                    Addn'l   Unearned securities                      Stock-
            Common  paid-in  Compen-  available- Retained  Treasury  holder's
            stock   capital  sation   for-sale   earnings  stock     equity
Balance at
12/31/95    $10,753 $94,415  $(6,086)  $9,702    $156,032  $(17,986) $246,830

Net income        -       -        -        -      25,144         -    25,144

Amortization
of Management
Recognition
Plan              -       -      430        -           -         -       430

ESOP excess
compensation
cost              -     766        -        -           -         -       766

ESOP debt
payment           -       -       72        -           -         -        72

Change in
unrealized
gain on
securities
available-
for-sale          -       -        -   (3,773)          -         -    (3,773)

Exercise of
stock options     -    (554)       -        -           -     1,124       570

Dividend
payments          -       -        -        -      (3,649)        -    (3,649)
            ------- -------  -------   ------    --------  --------  --------
Balance at
6/30/96     $10,753 $94,627  $(5,584)  $5,929    $177,527  $(16,862) $266,390
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

                                  PART I
                           FINANCIAL INFORMATION
                LEADER FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                      (In Thousands)
                                                     Six months ended
                                                         June 30,
                                                   1996           1995
Net cash provided by operating activities          3,363         13,100
Cash flows from investing activities:
  Loan originations, net of principal
  repayments                                     (16,189)       (14,942)
 Purchases of FHA/VA delinquent loans           (259,097)      (263,658)
 Repayments on mortgage-backed securities         79,166         16,608
 Proceeds from maturities and principal
  repayments of securities held-to-maturity      104,367         26,485
 Purchase of securities held-for-maturity       (102,225)             -
 Purchases of securities available-for-sale            -         (5,156)
 Proceeds from maturities and principal
  repayments of securities available-for-sale      2,958          1,758
 Purchase of Federal Home Loan Bank stock              -         (2,196)
 Purchases of mortgage servicing rights                -         (4,055)
 Advances on FHA/VA claims receivable             (3,805)        (2,286)
 Proceeds from the settlement of FHA/VA
  claims receivable                               76,750         36,776
 Purchases of premises and equipment              (1,824)        (1,157)
 Other                                                 -            243
                                                 -------        -------
Net cash used in investing activities           (119,899)      (211,580)
                                                 -------        -------
Cash flows from financing activities:
 Net increase(decrease) in deposits               (7,508)        75,291
 Net change in borrowings with original
  maturities less than three months               24,919         76,911
 Payments on Federal Home Loan Bank advances
  and other borrowings                           (87,419)      (352,264)
 Proceeds from Federal Home Loan Bank
  advances and other borrowings                  159,500        395,000
 Net increase in advance payments by
  borrowers for taxes and insurance               25,737         40,453
 Proceeds from issuance of common stock, net         570           (887)
 Dividends paid                                   (3,649)        (2,967)
 Proceeds from ESOP debt repayment                    72              -
                                                 -------        -------
Net cash provided by financing activities        112,222        231,537
                                                 -------        -------
Net increase (decrease) in cash and cash
 equivalents                                      (4,314)        33,057
Cash and cash equivalents at beginning
  of period                                      117,558         50,155
                                                 -------        -------
Cash and cash equivalents at end of period      $113,244       $ 83,212
                                                 =======        =======

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

    The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

(2) Earnings Per Share
    The computation of primary and fully diluted earnings per share is based upon the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of all outstanding stock options using the treasury stock method. The primary weighted average number of shares outstanding for the six month periods ended June 30, 1996 and 1995, is 10,216,514 and 10,058,866, respectively.
    The fully diluted weighted average number of shares outstanding for these respective periods is 10,233,678 and 10,073,192. The reduction of earnings per share on a fully diluted basis is less than three percent.

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

    In August 1991, a suit was filed in the Chancery Court of Shelby County, Tennessee by National Bank of Commerce, as Trustee for Leader Federal Savings and Loan Association Umbrella Trust, requesting the court to adjudicate the rights of James L. Ross, former President and Chief Operating Officer of the Bank, and the members of the Compensation Committee of the Board of Directors with respect to certain benefits which Mr. Ross alleges he is due in connection with the termination of his employment by the Bank. The Compensation Committee and Mr. Ross disagree on the amount of benefits to which he is entitled under various compensation plans. The Bank and the Compensation Committee claim that the Bank is owed damages and has the right to certain offsets as a result of actions taken by Mr. Ross during his employment. Mr. Ross is seeking compensatory and consequential damages against the Bank in the amount of $1.25 million, compensatory damages against Mr. Bailey in the amount of $2.5 million, punitive damages against Mr. Bailey in the amount of $1.5 million, plus

                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
            Notes to Consolidtaed Financial Statements, continued
                               (unaudited)

(3)  Legal Proceedings, continued
     all other damages sustained by Mr. Ross, attorneys fees and other relief the court may deem proper.


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

     If such a special assessment were to be required, it would result in a one-time pre-tax charge to earnings of $13.2 to $14.0 million, assuming such charge would be tax deductible and the special assessment is based on deposits held at March 31, 1995, as is currently proposed. As of June 30, 1996, this legislation had not been enacted and the potential charge has not been reflected in the Company's consolidated financial statements.

(5)  Acquisition of The Company by Union Planters Corporation
     On March 8, 1996, Leader Financial Corporation's Board of Directors voted to enter into a Definitive Agreement and Plan of Merger (the Agreement) with Union Planters Corporation. This transaction is contingent upon stockholder and regulatory approval and, if approved, is expected to close during the fourth quarter of 1996.

     For additional information regarding the Agreement, refer to the copy in the Exhibits to the Company's Annual Report on Form 10K for 1995.

                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
           Notes to Consolidated Financial Statements, Continued
                                (Unaudited)

(6)  Securities
     The net unrealized gain between amortized cost and approximate fair value of all securities at June 30, 1996 and December 31, 1995 was $10,018,000 and $17,812,000, respectively. The table below shows the gross components of these gains, by security type, at those dates.

                                               June 30, 1996

                                           Gross         Gross
                              Amortized  unrealized    unrealized   Fair
                                 cost      gains         losses     value
Securities available-for-sale
  U.S. State and Political
     subdivisions             $ 7,747    $   13        $ (164)     $ 7,596
  FHLMC preferred stock         2,433        32             -        2,465
  Collateralized mortgage
   obligations                 37,696       513          (244)      37,965
  Other                           371       196             -          567
                              -------    ------        ------      -------
                               48,247       754          (408)      48,593
                              -------    ------        ------      -------
 Mortgage-backed securities:
  FHLMC                        24,927       337          (308)      24,956
  FNMA                        467,333    11,930        (1,792)     477,471
  GNMA                        167,348       995        (1,944)     166,399
                              -------    ------        ------      -------
                              659,608    13,262        (4,044)     668,826
                              -------    ------        ------      -------
  Securities available-
   for-sale                   707,855    14,016        (4,452)     717,419
                              -------    ------        ------      -------
Securities held-to-maturity:
 Collateralized mortgage
  obligations                  10,881        12           (99)      10,794
     Other                      1,835        13          (116)       1,732
                              -------    ------        ------      -------
                               12,716        25          (215)      12,526
                              -------    ------        ------      -------
 Mortgage-backed securities:
  FHLMC                        37,596       636           (29)      38,203
  FNMA                          6,098       106            (1)       6,203
  GNMA                         74,804     1,323        (1,391)      74,736
  Non-agency                    5,708         -             -        5,708
                              -------    ------        ------      -------
                              124,206     2,065        (1,421)     124,850
                              -------    ------        ------      -------
Securities held-to-maturity   136,922     2,090        (1,636)     137,376
                              -------    ------        ------      -------
 Total investment securities $844,777   $16,106       $(6,088)    $854,795
                              =======    ======        ======      =======

                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
           Notes to Consolidated Financial Statements, continued
                                (Unaudited)

(6)  Securities, continued

                                          December 31, 1995

                                          Gross       Gross
                             Amortized  unrealized  unrealized    Fair
                               cost       gains       losses      value
Securities available-for-sale
  U.S. federal agencies       $ 2,000   $  20       $   -       $ 2,020
  U.S. state and political
     subdivisions               8,221      15        (130)        8,106
  FHLMC preferred stock         2,441      73           -         2,514
  Collateralized mortgage
     obligations               38,056     700         (86)       38,670
     Other                        543     829           -         1,372
                              -------   -----       -----       -------
                               51,261   1,637        (216)       52,682
                              -------   -----       -----       -------
Mortgage-backed securities:
  FHLMC                        29,162     724         (91)       29,795
  FNMA                        343,518  10,166        (329)      353,355
  GNMA                        172,306   4,208        (451)      176,063
                              -------  ------       -----       -------
                              544,986  15,098        (871)      559,213
                              -------  ------       -----       -------
Securities available-for-sale 596,247  16,735      (1,087)      611,895
                              -------  ------       -----       -------
Securities held-to-maturity:
  Collateralized mortgage
     obligations               12,406      28         (53)       12,381
  Other                         2,132      26        (115)        2,043
                              -------  ------       -----       -------
                               14,538      54        (168)       14,424
                              -------  ------       -----       -------
Mortgage-backed securities:
 FHLMC                         43,917   1,273         (38)       45,152
 FNMA                           7,392     130           -         7,522
 GNMA                          83,304     920          (7)       84,217
 Non-agency                     5,780       -           -         5,780
                              -------  ------       -----       -------
                              140,393   2,323         (45)      142,671
                              -------  ------       -----       -------
Securities held-to-maturity   154,931   2,377        (213)      157,095
                              -------  ------       -----       -------
 Total investment securities $751,178 $19,112     $(1,300)     $768,990
                              =======  ======      ======       =======

                              PART I, ITEM 1.
                       LEADER FINANCIAL CORPORATION
                              AND SUBSIDIARY
           Notes to Consolidated Financial Statements, continued
                                (Unaudited)

(6) Securities, continued

Contractual maturities of securities as of June 30, 1996 are summarized as follows (in thousands):

                                   Securities              Securities
                                   available-               held-to-
                                    for-sale                maturity
                                   ----------              ----------
                            Amortized       Fair      Amortized       Fair
                              cost          value       cost          value
                             ------         -----      ------         -----
Maturing in one year or less $  1,534      $  1,528    $  1,440     $  1,440
Maturing after one year
 through five years             8,063         7,996       1,683        1,675
Maturing after five years
 through ten years             14,055        14,149       8,335        8,452
Maturing after ten years      684,203       693,746     125,464      125,809
                              -------       -------     -------      -------
 Total                       $707,855      $717,419    $136,922     $137,376
                              =======       =======     =======      =======

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 1996

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

Performance Summary. The Company reported net earnings of $13.7 million, or $1.34 per share, for the three months ended June 30, 1996, compared to $9.1 million, or $.90 per share, for the same period in 1995. This 50.5% improvement was attributable to a $6.7 million (31.6%) increase in net interest income and to a $1.3 million (20.9%) increase in non-interest income. The improvement in net interest income was attributable to the increase in the volume of interest earning assets owned in each of the two periods, along with a decline in interest costs associated with borrowings as a result of lower short-term interest rates.

For the six months ended June 30, 1996, net income increased by $7.3 million (40.9%) to $25.1 million from $17.8 million for the same period in 1995. Earnings per share increased 38.2% to $2.46 per share. The same factors that positively affected the second quarter's results affected the year to date amounts.

The principal measures of performance for the Company and other financial institutions are return on average equity and return on average assets which are the ratios of net income to average shareholder investment and average assets employed in the production of income, respectively. For the three months ended June 30, 1996, these ratios were 21.04% and 1.85%, respectively, compared to 16.91% and 1.49% for the comparable period in 1995. For the six months ended June 30, 1996, these ratios were 19.65% and 1.71%, respectively, compared to 16.91% and 1.50% for 1995. In addition, financial institution performance is often measured by the efficiency ratio, which measures the amount of operating expense incurred to generate each dollar of pretax income. The Company's efficiency ratio for the three month period ended June 30, 1996 was 36.0% compared to 41.1% for the comparable quarter of 1995. For the six months ended June 30, 1996 and 1995, these ratios were 38.0% and 41.8%, respectively.

The paragraphs below analyze the Company's financial condition and results of operations for the six months ended June 30, 1996 and 1995. Such discussion should be read only in conjunction with the accompanying unaudited financial statements and notes thereto, which are considered an integral part hereof.

RESULTS OF OPERATIONS
The following table sets forth information relating to the Company s average balance sheet and reflects the average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, derived by dividing income or expense by the average monthly balances of such assets and liabilities, for the periods indicated.

                                          Three Months Ended June 30,

(TAXABLE EQUIVALENT BASIS)          1996                  1995
                                           Average                      Average
                         Average            Yield/     Average           Yield/
                         Balance   Interest  Cost      Balance  Interest  Cost
                         -------   --------  ----      -------  --------  ----
                                            (Dollars in thousands)
Interest-earning assets:
 Federal funds sold      $76,363    $1,016   5.32%     $83,593   $1,266  6.06%
 Securities available-
  for-sale (1)           736,503    13,591   7.38%      73,442    1,378  7.51%
 Securities held-to-
  maturity               162,893     2,244   5.51%     391,287    6,493  6.64%
 Investment in Federal
  Home Loan Bank          32,448       564   6.95%      24,340      402  6.61%
 Loans receivable,
  net                  1,931,581    45,462   9.41%   1,849,348   41,843  9.05%
 Other interest
  earning asset           17,944       792  17.65%      16,750      650 15.52%
                       ---------    ------  -----    ---------   ------ -----
  Total interest-
  earning assets       2,957,732    63,669   8.61%   2,438,760   52,032  8.53%
Non-interest earning
  assets                 236,712                       178,494
                       ---------                     ---------
     Total Assets     $3,194,444                    $2,617,254
                       =========                     =========
Interest-bearing
 liabilities:
 Demand                 $106,188      $496   1.87%     $99,330     $451  1.82%
 Savings                 129,122       931   2.88%     184,235    1,704  3.70%
 Time and other
  deposits             1,218,385    17,404   5.71%   1,124,306   16,308  5.80%
 FHLB advances and
  other borrowings       601,903     8,578   5.70%     430,216    6,853  6.37%
 Securities sold under
  agreement to
  repurchase             597,823     8,124   5.44%     336,841    5,335  6.34%
                       ---------    ------   ----    ---------   ------  ----
Total interest-bearing
  liabilities          2,653,421    35,533   5.36%   2,174,928   30,651  5.64%
Non-interest-bearing
  liabilities            280,929                       227,094
                       ---------                     ---------
  Total liabilities    2,934,350                     2,402,022

Stockholders' Equity     260,094                       215,232
                       ---------                     ---------
  Total liabilities
   and stockholders'
   equity             $3,194,444                    $2,617,254
                       =========                     =========


Results of Operations, continued,

Net interest
 income/interest
 rate spread                       $28,136   3.25%              $21,381  2.89%
Net yield on interest-
 earning assets                              3.81%                       3.51%
Ratio of interest-
 earning assets
 to interest-bearing
 liabilities                                 1.11X                       1.12X


(1) Includes taxable equivalent adjustment of $48,000 and $33,000 for the three month periods ending June 30, 1996 and 1995, respectively, using an effective tax rate of 38%.

Average interest earning assets grew by $519.0 million (21.3%) to $2.958 billion during the quarter ended June 30, 1996, from $2.439 billion during the comparable period of 1995. A portion of this growth (15.8%) occured in the Company's loan portfolio, where average balances increased by $82.2 million. The largest component of the growth in average loans continued to be delinquent single family FHA/VA loans acquired from the Company's mortgage loan servicing portfolio and/or from third party servicers. In addition, the average balances of investment securities increased by $434.7 million from the second quarter of 1995 to 1996, principally due to the securitization of approximately $324.8 million of loans into mortgage-backed securities held in the available-for-sale portfolio. Approximately 83% of the growth in average interest earning assets was funded with advances from the Federal Home Loan Bank of Cincinnati ("FHLB") or short term wholesale borrowings. Interest bearing deposits funded the remaining 17% of asset growth with a $45.8 million increase in average balances outstanding between the quarters. The average balance of non-interest bearing liabilities, principally escrow balances and demand deposits, also increased between the second quarters of 1995 and 1996, as $1.267 billion of mortgage servicing was converted to the Company's servicing system between these quarter ends.

                                       Six Months Ended June 30,

(TAXABLE EQUIVALENT BASIS)          1996                       1995
                                           Average                     Average
                         Average            Yield/   Average            Yield/
                         Balance   Interest  Cost    Balance  Interest   Cost
                         -------   --------  ----    -------  --------   ----
                                              (Dollars in thousands)
Interest-earning assets:
 Federal funds sold      $87,604   $2,367   5.40%    $79,536   $2,362    5.94%
 Securities available-
  for-sale (1)           668,011   24,248   7.26%     64,382    2,507    7.79%
 Securities held-to-
  maturity               157,125    4,492   5.72%    401,313   13,254    6.61%
 Investment in Federal
  Home Loan Bank          32,170    1,127   7.01%     23,813      768    6.45%
 Loans receivable,
  net                  1,973,594   92,139   9.34%  1,796,587   80,633    8.98%
 Other interest
  earning assets          17,792    1,303  14.65%     16,721    1,279   15.30%
                       ---------   ------  -----   ---------   ------   -----


  Total interest-
  earning assets       2,936,296  125,676   8.56%  2,382,352  100,803    8.46%
Non-interest earning
  assets                 230,413                     174,818
                       ---------                   ---------
     Total Assets     $3,166,709                  $2,557,170
                       =========                   =========
Interest-bearing
 liabilities:
 Demand                 $104,956    1,000   1.91%    $97,052      923    1.90%
 Savings                 135,965    1,766   2.60%    196,703    3,176    3.23%
 Time and other
  deposits             1,204,433   34,990   5.81%  1,111,273   31,606    5.69%
 FHLB advances and
  other borrowings       587,797   17,037   5.80%    425,487   13,467    6.33%
 Securities sold under
  agreement to
  repurchase             597,650   16,493   5.52%    313,779    9,840    6.27%
                       ---------   ------   ----   ---------   ------    ----
Total interest-bearing
  liabilities          2,630,801   71,286   5.42%  2,144,294   59,012    5.50%
Non-interest-bearing
  liabilities            280,040                     201,843
                       ---------                   ---------
  Total liabilities    2,910,841                   2,346,137
Stockholders' Equity     255,868                     211,033
                       ---------                   ---------
  Total liabilities
   and stockholders'
   equity             $3,166,709                  $2,557,170
                       =========                   =========
Net interest
 income/interest
 rate spread                      $54,390   3.14%             $41,791    2.96%
Net yield on interest-
 earning assets                             3.70%                        3.51%
Ratio of interest-
 earning assets
 to interest-bearing
 liabilities                                1.12X                        1.11X


(1) Includes taxable equivalent adjustment of $95,000 and $76,000 for the six month periods ending June 30, 1996 and 1995, respectively, using an effective tax rate of 38%.

Average interest earning assets grew by $553.9 million (23.3%) to $2.936 billion during the six months ended June 30, 1996, from $2.382 billion during the comparable period of 1995. The same factors and strategies which affected the growth in such assets for the second quarter of 1996 compared to 1995 were responsible for the increase in the year-to-date comparative amounts.

Net interest income. On a taxable equivalent basis, net interest income totaled $28.1 million for the three months ended June 30, 1996, up from $21.4 million for 1995. Approximately $3.9 million of this increase is attributable to growth in the volume of interest earning assets. In addition, the spread between the average interest rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities
increased by .36%.   Net interest margin, which is defined as the ratio of
net interest income to average interest-earning assets, increased from 3.51% to 3.81%. The Company's net interest margin is anticipated to continue to increase during the remainder of 1996 due to anticipated growth in the level of interest-earning assets.


Net Interest Income        Three Months Ended            Six Months Ended
Volume/Rate Analysis            June 30,                     June 30
                              1996 vs 1995                1996 vs 1995
                         Increase(Decrease)Due to    Increase(Decrease)Due to
(Taxable Equivalent
 yield in thousands)     Volume    Rate     Total    Volume    Rate    Total
Interest income:
 Federal funds sold      ($104)   ($146)    ($250)    $229    ($224)   $     5
 Securities available-
  for-sale (1)          12,237      (24)   12,213   21,924     (183)    21,741
 Securities held-to-
  maturity              (3,290)    (959)   (4,249)  (7,174)  (1,588)    (8,762)
 Investment in Federal
  Home Loan Bank           140       22       162      288       71        359
 Loans receivable,
  net                    1,911    1,708     3,619    8,178    3,328     11,506
 Other interest
  earning asset             48       94       142       80      (56)        24
                        ------   ------    ------   ------   ------     ------
Total interest income   10,942      695    11,637   23,525    1,348     24,873
                        ------   ------    ------   ------   ------     ------
Interest expense:
 Demand                     32       13        45       72        5         77
 Savings                  (444)    (329)     (773)    (864)    (546)    (1,410)
 Time and other
  deposits               1,351     (255)    1,096    2,704      680      3,384
 FHLB advances and
  other borrowings       2,506     (781)    1,725    4,777   (1,207)     3,570
 Securities sold under
  agreement to
  repurchase             3,638     (849)    2,789    7,955   (1,302)     6,653
                        ------   ------    ------   ------   ------     ------
Total interest expense   7,083   (2,201)    4,882   14,644   (2,370)    12,274
Change in net interest  ------   ------    ------   ------   ------     ------
 income                 $3,859   $2,896    $6,755   $8,881   $3,718    $12,599
                        ======   ======    ======   ======   ======    =======

Interest earned on average interest-earning assets increased by $11.6 million and $24.9 million for the three and six month periods ended June
30, 1996, respectively, with approximately 94% of such growth attributable to the volume of such assets. The Company's leverage strategy continued to focus on agency-conforming first mortgage loan originations, securitization of such originations into mortgage-backed securities and the purchase of above market coupon delinquent FHA/VA insured or guaranteed loans. There were no open market purchases of investment securities during the quarter ended June 30, 1996, and management does not anticipate any significant such activity in the near future. Interest expense increased by $4.9 million and $12.3 million for three and six month periods ended June 30, 1996, respectively. For both periods, this growth was predominately attributable to increases in volume. Between the second quarter of 1995 and the second quarter of 1996, the Company's yield on interest-earning assets increased from 8.53% to 8.61% or by .08%, while the cost of interest-bearing liabilities decreased from 5.64% to 5.36%, or by .28%. Net interest margin for the second quarter totaled 3.81%, a .30% increase from the 3.51% achieved during the second quarter of 1995.

Non-interest Income. Non-interest income increased by $1.3 million for the three month period ended June 30, 1996 compared to 1995, as a result of the following factors:

- - - The increasing level of demand for fixed rate mortgage loans resulted in an increase in the origination of such loans for sale in the secondary market to $53.0 million for the three months ended June 30, 1996 from $33.7 million for comparable 1995 period. The growth in such originations resulted in increased gain on sales of loans totaling $419,000 for the three month period ended June 30, 1996 compared to 1995.


- - - A decline in the level of interest rates paid on deposits at June 30, 1996 caused many customers to seek higher returns through uninsured alternative investment products, thus increasing the Company's commission and fee income. Accordingly, other non-interest income increased by $260,000 during the second quarter of 1996 compared to the same period in 1995.

- - - During September 1995, the Company revised its demand deposit structure by offering low cost checking accounts in order to increase the demand deposit account base. Net fees generated by the increase in the number of accounts obtained through this promotion have increased by approximately $250,000.

- - - Declining rates of prepayments on mortgage loans underlying mortgage servicing rights resulted in a net increase in loan servicing fee income for the second quarter of 1996 of approximately $250,000.

Year-to-date comparisons for the six months ended June 30, 1996 and 1995 show a $1.6 million (13.5%) improvement in non-interest income. The above mentioned factors also affected this change.

Operating Expenses. Operating expenses for the quarter ended June 30, 1996, were $12.7 million compared to $11.2 million in the second quarter of 1995, a $1.5 million increase. The majority of this, a $654,000 increase in compensation and benefits, was related to increased staffing in loan servicing operations and an increase in the cost of employee incentive programs.

Operating expense for the six month period ended June 30, 1996, was $25.7 million, reflecting a $3.4 million increase for the same period in 1995. The factors cited above which contributed to the increase during the second quarter of 1996 were the same as those which affected the six month periods.

Financial Condition.   Total assets increased to $3.211 billion at June 30,
1996, compared to $3.099 billion and $2.690 billion at December 31, 1995, and June 30, 1995, respectively, for an annualized growth rate of 7.2%.

Single family residential loans, the largest category of interest-earning assets, increased to $1.483 billion at June 30, 1996, up $13.0 million from $1.470 billion at December 31, 1995 and up $7.0 million from $1.476 billion at June 30, 1995. Most of this growth occurred in the FHA/VA portfolio where loans increased by $64 million for the quarter and by $418.4 million from the year earlier period to a total of $1.090 billion. In addition, the Company s conventional single family loan portfolio decreased by $153.5 million and $278.3 million for the same periods to a total of $393.3 million, primarily due the securitization of first mortgage loans into mortgage-backed securities held in the Company's securities available-for-sale portfolio.
The Company continued its policy of acquiring delinquent FHA/VA loans out of GNMA pools that it services for others and of acquiring these loans from third parties on both a servicing released and servicing retained basis. These purchases totaled $123.5 million during the three months ended June 30, 1996, compared to $200.9 million for the same period in 1995. Of the total FHA/VA loans outstanding at June 30, 1996 and December 31, 1995,
$474.8 million and $334.0 million, respectively, were delinquent 90 or more days and still accruing interest, contributing to a $2.3 million increase in accrued interest receivable. In addition, the level of FHA/VA claims in process has increased proportionately with the acquisition of additional delinquent FHA/VA loans. At June 30, 1996, such claims in process totaled $54.7 million, net of loss reserves, compared to $46.2 million at December 31, 1995. Management believes that the above market return on investment in such loans is adequate compensation for the credit and interest rate risks associated with their acquisition.

Non-performing Assets.   Non-performing assets include all nonaccrual loans
and real estate acquired through foreclosure, net of specific reserves for losses on such properties. Nonperforming assets at June 30, 1996, were $14.3 million, or .45% of total assets, compared to $11.9 million and $10.7 million, or .39% and .40%, respectively, of total assets at December 31, and June 30, 1995. The year-to-year change reflects normal recurring single family residential foreclosure activity. Allowances for loan losses at June 30, 1996, and December 31, 1995, totaled $22.4 million and $22.9 million, respectively, representing 156.80% and 191.67% of nonperforming assets.

The Company s investments are reviewed and reported upon monthly by the Asset Review Department and those that warrant concern are classified as special mention , substandard , doubtful , or loss based primarily on the likelihood of future repayment. The likelihood of repayment is evaluated in light of such factors as general economic conditions, concentrations of borrower or industry credit, changes in borrower financial condition, the actual level of chargeoffs being experienced, etc. After making these classifications, allowances are then reviewed for adequacy and appropriate loan loss provisions are charged to income. Provisions for losses totaled $1.4 million for the quarters ended June 30, 1996 and 1995, respectively, while net chargeoffs of uncollectible loans totaled $2.1 million and $445,000 for the same periods.


Mortgage Servicing Rights.   The Company's investment in mortgage servicing
rights increased from $53.7 million at December 31, 1995 to $56.8 million at June 30, 1996 as a result of a contract to purchase approximately $600 million of servicing during the quarter, which will be completed during the third quarter. Amortization of mortgage servicing rights totaled $2.6 million during the quarter ended June 30, 1996 compared to $2.4 for the comparable quarter in 1995. Amortization for the six months ended June 30, 1996 was $5.4 million compared to $4.5 million through June 30, 1995.



The following table presents summary information, including prepayment data stated as a percentage of the prepayment standard established by the Public Securities Administration ( PSA ), regarding the mortgage loans which underlie the Company s purchased mortgage servicing rights as of the dates indicated (dollar amounts in thousands):

            Principal   Weighted    Weighted   1 month   12 month
            Serviced *  Avg.Coupon  Avg. Term    PSA     Avg. PSA
06/30/95   $4,663,305     8.95%       20.9      307.3%    241.0%
12/31/95    5,308,739     9.09%       19.8      282.3%    328.3%
06/30/96    4,837,636     9.05%       19.4      288.0%    322.4%


  * Excludes loans being subserviced by others pending conversion to the Company's loan servicing system, if any.

Deposits.   Total deposits increased by $7.5 million during the six months ended June 30, 1996, from $1.577 billion at December 31, 1995, to $1.570 billion at June 30, 1996, a .47% increase.

During September 1995, the Company entirely revised its demand account structure which reflects a change in market strategy. This program is aimed at growing the Company's demand account deposit base through low cost checking accounts, thereby lowering the overall cost of funds.


ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK
The Company s objective is to balance the sensitivity of its net interest income to fluctuations in interest rates with the sensitivity of its fee generating operations (principally its mortgage banking operations, including loan servicing) to those same fluctuations in interest rates. Management believes that, in this way, overall net income can be stabilized over a broad array of interest rate scenarios. Part of this asset/liability management strategy involves the retention of originated adjustable rate mortgage loans and short term mortgage related consumer loans, principally first/second mortgage amortizing loans. In addition, the Company has acquired floating rate instruments for its available-for-sale investment portfolio and has aggressively priced longer term consumer time deposits. At June 30, 1996, the cumulative one year repricing gap, as a percent of total assets, was a negative 319.7 million, or 9.96%, compared to a negative 333.2 million (10.75%) at December 31, 1995.

Since the inception of the Company s strategy of acquiring above market coupon delinquent FHA/VA single family residential loans, the majority of such loans acquired have been funded with short term, interest sensitive borrowings. This is because a substantial portion of such loans are liquidated, through foreclosure or otherwise, over a relatively short period of time not related to the contractual term of the loan. To the extent such loans become current, they form a part of the Company s greater-than-five-year gap management, described below. The Company will reevaluate its delinquent FHA/VA loan acquisition strategy in the event short term interest rates increase to a point where the interest rate spread is no longer consistent with the Company's overall objectives.

In addition to management of the one year cumulative gap, management seeks to control the cumulative five year gap to a level that is consistent with the Company s investment in mortgage servicing rights. Such rights are susceptible to changes in interest rates in that the value of such rights, and the amortization thereof, are based in large part on current and future expectations of prepayments. As the general level of mortgage interest rates rise, mortgage servicing rights tend to gain value as prepayments
(and therefore amortization expense) decrease. Conversely, long term fixed rate investments, such as mortgage loans, tend to lose value in such a scenario, thus balancing the overall change in the market value of portfolio assets and change in net income. The Company has established an objective of maintaining the funding mismatch between assets and liabilities with maturities of greater than five years at an amount that is commensurate with its investment in mortgage servicing rights. At June 30, 1996, the mismatch in these assets/liabilities was a positive $254.0 million, which represents 4.5 times the investment in mortgage servicing rights.

Liquidity and Capital Resources. Cash and cash equivalents decreased by $4.3 million for the six months ending June 30, 1996, as investing activities, principally originations and acquisitions of loans, exceeded cash supplied by operations and financing activities, principally FHLB advances, short term borrowings, and advance payments by borrowers for taxes and insurance. Regulatory liquidity averaged 5.03% for the six months ended June 30, 1996, as management sought to minimize the amount of excess cash and cash equivalents on hand. The Company has available to it additional borrowing capacity through various sources including the FHLB, reverse repurchase agreements, broker supplied retail deposits, sale of investments available-for-sale and from the Federal Reserve. As computed under OTS regulations, Leader Federal Bank for Savings had tangible and core capital of $189.9 million, or 5.88% of adjusted assets and $207.4 million, or 14.67% of risk adjusted assets, at June 30, 1996. The OTS has adopted an interest component factor for those institutions whose market value of portfolio equity changes by more than 2% of assets assuming a change in interest rates of plus/minus 2%, although the implementation date for such capital requirement is pending the development and adoption of an appeals process. Based upon the most recent computations completed by the OTS (December 31, 1995), the Bank would not be subject to an interest rate risk capital component.

At June 30, 1996, the Company s total GAAP capital was 8.30%.

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



                                    LEADER FINANCIAL CORPORATION


                                    /S/David C. Wadlington
                                    ----------------------------
                                    David C. Wadlington
                                    Duly Authorized Officer and
                                    Principal Financial Officer
Date:  August 14, 1996